Form 10-K
period 2007-06-30
National Collegiate Student Loan Trust 2007-1
filed 2007-09-27
CIK 1389749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number of issuing entity: 333-113336-06
The National Collegiate Student Loan Trust 2007-1
(Exact name of registrant as specified in its charter)

Commission File Number of depositor and sponsor: 333-128413
The National Collegiate Funding LLC
(Exact name of depositor and sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	43-6936488 65-1177163 (I.R.S. Employer Identification Nos.)

800 Boylston Street, 34th Floor, Boston, MA (Address of principal executive offices of issuing entity)	02199 (Zip Code)

(800) 895-4283
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐          Accelerated Filer  ☐          Non-Accelerated Filer  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s class of common stock, as of the latest practicable date.

Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposed (e.g. annual report to security holders for fiscal year ended December 24, 1980).

Certain financial information related to The Education Resources Institute, Inc. is incorporated by reference into Part IV of this Annual Report on Form 10-K from the prospectus supplement filed by the registrant with the SEC on March 7, 2007.  Such financial information is set forth in the prospectus supplement under the caption “The Student Loan Guarantor” and Annex I of the prospectus supplement.

Certain information related to the affiliates of the Registrant and certain relationships and related transactions is incorporated by reference into Item 1119 of the additional disclosure items required by Regulation AB of this Annual Report on Form 10-K from the prospectus filed by the registrant with the SEC on March 7, 2007.  Such information is set forth in the prospectus under the caption “The Sponsor, The First Marblehead Corporation, the Administrator, the Servicers and the Custodians”.

This Annual Report on Form 10-K (the “Report”) is filed with respect to The National Collegiate Student Loan Trust 2007-1 (the “Trust”).  Certain information requested by this Report is omitted pursuant to Regulation AB (17 CFR 229.1101) and SEC Release 33-8518, December 15, 2004 (“Regulation AB”) and General Instruction J.

This Report is filed under the Trust’s file number of 333-113336-03, but the assets of the Trust collateralize securities that were issued pursuant to The National Collegiate Funding LLC’s registration statement number 333-128413.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Affiliations and Certain Relationships and Related Transactions.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           List of Documents Filed as Part of this Annual Report on Form 10-K

(1)  Not applicable.

(2)  Not applicable.

(3)  See Item 15 (b), below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification. (Section 302 Certification)
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2007.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2007.
33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2007.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2007.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2007.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2007.
35.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2007.
35.2	Statement of Compliance of First Marblehead Data Services, Inc. under the Administration Agreement for the year ended June 30, 2007.

(c)  Omitted.

The following are additional disclosure items required by Regulation AB.

Item 1112(b).  Significant Obligor Financial Information.

Financial information related to The Education Resources Institute, Inc., a “significant obligor” as that term is defined in Regulation AB, is provided in the sections titled “The Student Loan Guarantor” and “Annex I” of the prospectus supplement, previously filed with the SEC on March 7, 2007 pursuant to Securities Act Rule 424, file 333-113336-06 and incorporated herein by reference.

Items 1114(b)(2) and 1115(b).  Significant Enhancement Provider Information.

Financial information related to The Education Resources Institute, Inc., a “significant enhancement provider” as that term is defined in Regulation AB, is provided in the sections titled “The Student Loan Guarantor” and “Annex I” of the prospectus supplement, previously filed with the SEC on March 7, 2007 pursuant to Securities Act Rule 424, file 333-113336-06 and incorporated herein by reference.

Item 1117.  Legal Proceedings.

The Registrant knows of no material pending legal proceedings.

Item 1119.  Affiliates and Certain Relationships and Related Transactions.

Information related to affiliates of the Registrant and certain relationships and related transactions is provided in the section titled “The Sponsor, The First Marblehead Corporation, the Administrator, the Servicers and the Custodians” of the prospectus, previously filed with the SEC on March 7, 2007 pursuant to Securities Act Rule 424, file 333-113336-06 and incorporated herein by reference.

Item 1122.  Compliance with Applicable Servicing Criteria

There have been no material instances of noncompliance with the servicing criteria for the period of this Report.

Item 1123.  Servicer Compliance Statement

A Servicer Compliance Statement for each of the Pennsylvania Higher Education Assistance Agency and First Marblehead Data Services, Inc. is included as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NATIONAL COLLEGIATE STUDENT LOAN TRUST 2007-1 (Registrant)

By:	The National Collegiate Funding LLC, as depositor

By:	/s/ John A. Hupalo
Name:	John A. Hupalo
Title:	Chief Financial Officer and Treasurer (senior officer in charge of securitization)
Date:	September 27, 2007

EXHIBIT INDEX

Exhibit Number	Sequentially Numbered Description
31.1	Rule 13a-14(a)/15d-14(a) Certification. (Section 302 Certification)
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2007.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2007.
33.3	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2007.
34.1	Independent Accountants’ Attestation Report concerning servicing activities of Pennsylvania Higher Education Assistance Agency for the year ended June 30, 2007.
34.2	Independent Accountants’ Attestation Report concerning servicing activities of First Marblehead Data Services, Inc. for the year ended June 30, 2007.
34.3	Independent Accountants’ Attestation Report concerning servicing activities of U.S. Bank National Association for the year ended June 30, 2007.
35.1	Statement of Compliance of Pennsylvania Higher Education Assistance Agency under the Alternative Servicing Agreement for the year ended June 30, 2007.
35.2	Statement of Compliance of First Marblehead Data Services, Inc. under the Administration Agreement for the year ended June 30, 2007.